Form 10-K/A
period 2013-12-31
WFRBS Commercial Mortgage Trust 2013-C14
filed 2014-08-29
CIK 1576047

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

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

  Not applicable.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 31, 2014 (the “Original Form 10-K”) is (i) to file as Exhibit 4.2 the Pooling and Servicing Agreement, dated as of July 1, 2013, among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, U.S. Bank National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, tax administrator and custodian, and Park Bridge Lender Services LLC, as senior trust advisor (the “Wells Fargo Commercial Mortgage Trust 2013-LC12 Pooling and Servicing Agreement”), (ii) to file as Exhibit 99.7 Primary Servicing Agreement, dated as of June 1, 2013, between Wells Fargo Bank, National Association, as Master Servicer, and Prudential Asset Resources, Inc., as Primary Servicer (the "Primary Servicing Agreement") and (iii) to file a report on assessment of compliance with servicing criteria, an attestation report on assessment of compliance with servicing criteria and a servicer compliance statement for Prudential Asset Resources, Inc. (“Prudential”).

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Cumberland Mall Mortgage Loan and the 100 & 150 South Wacker Drive Mortgage Loan, which constituted approximately 4.8% and 4.7%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Cumberland Mall Mortgage Loan and the 100 & 150 South Wacker Drive Mortgage Loan are each an asset of the issuing entity and are each part of a respective loan combination that includes the Cumberland Mall Mortgage Loan or the 100 & 150 South Wacker Drive Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the Wells Fargo Commercial Mortgage Trust 2013-LC12 transaction, Commission File Number 333-172366-08 (the "WFCM 2013-LC12 Transaction"). These loan combinations, including the Cumberland Mall Mortgage Loan and the 100 & 150 South Wacker Drive Mortgage Loan, respectively, are each being serviced and administered pursuant to the Wells Fargo Commercial Mortgage Trust 2013-LC12 Pooling and Servicing Agreement.

Prudential is the primary servicer for eight (8) Mortgage Loans pursuant to the Primary Servicing Agreement.

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

Material Instances of Noncompliance by National Tax Search, LLC

1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in transaction agreements.

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

(4.2) Pooling and Servicing Agreement, dated as of July 1, 2013, among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, U.S. Bank National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, tax administrator and custodian, and Park Bridge Lender Services LLC, as senior trust advisor (filed as Exhibit 99.8 of the registrant’s Current Report on Form 8-K/A, filed on October 15, 2013 in connection with the WFCM 2013-LC12 Transaction and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo as Master Servicer and General Master Servicer (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)
33.2 National Tax Search, LLC as Vendor for Wells Fargo as Master Servicer and General Master Servicer (filed as Exhibit 33.2 to the Original Form 10-K and incorporated by reference herein)
33.3 Park Bridge Lender Services LLC as Trust Advisor for the Cumberland Mall Mortgage Loan and the 100 and 150 South Wacker Drive Mortgage Loan (filed as Exhibit 33.3 to the Original Form 10-K and incorporated by reference herein)
33.4 Pentalpha Surveillance LLC as Trust Advisor (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
33.5 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 33.5 to the Original Form 10-K and incorporated by reference herein)
33.6 Rialto Capital Advisors, LLC as Special Servicer for the 100 & 150 South Wacker Drive  & Cumberland Mall Mortgage Loans (filed as Exhibit 33.6 to the Original Form 10-K and incorporated by reference herein)
33.7 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.7 to the Original Form 10-K and incorporated by reference herein)
33.8 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein)
33.9 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 33.9 to the Original Form 10-K and incorporated by reference herein)
33.10 Wells Fargo Bank, N.A. as Custodian for the 100 & 150 South Wacker Drive & Cumberland Mall Mortgage Loans (filed as Exhibit 33.10 to the Original Form 10-K and incorporated by reference herein)
33.11 Wells Fargo Bank, N.A. as Master Servicer for the 100 & 150 South Wacker Drive & Cumberland Mall Mortgage Loans (filed as Exhibit 33.11 to the Original Form 10-K and incorporated by reference herein)
33.12 Wells Fargo Bank, N.A., as Certificate Administrator and Trustee for the 100 & 150 South Wacker Drive  & Cumberland Mall Mortgage Loans (filed as Exhibit 33.12 to the Original Form 10-K and incorporated by reference herein)
33.13 Prudential Asset Resources, Inc., as Primary Servicer

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo as Master Servicer and General Master Servicer (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
34.2 National Tax Search, LLC as Vendor for Wells Fargo as Master Servicer and General Master Servicer (filed as Exhibit 34.2 to the Original Form 10-K and incorporated by reference herein)
34.3 Park Bridge Lender Services LLC as Trust Advisor for the Cumberland Mall Mortgage Loan and the 100 and 150 South Wacker Drive Mortgage Loan (filed as Exhibit 34.3 to the Original Form 10-K and incorporated by reference herein)
34.4 Pentalpha Surveillance LLC as Trust Advisor (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
34.5 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 34.5 to the Original Form 10-K and incorporated by reference herein)
34.6 Rialto Capital Advisors, LLC as Special Servicer for the 100 & 150 South Wacker Drive  & Cumberland Mall Mortgage Loans (filed as Exhibit 34.6 to the Original Form 10-K and incorporated by reference herein)
34.7 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.7 to the Original Form 10-K and incorporated by reference herein)
34.8 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)
34.9 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 34.9 to the Original Form 10-K and incorporated by reference herein)
34.10 Wells Fargo Bank, N.A. as Custodian for the 100 & 150 South Wacker Drive & Cumberland Mall Mortgage Loans (filed as Exhibit 34.10 to the Original Form 10-K and incorporated by reference herein)
34.11 Wells Fargo Bank, N.A. as Master Servicer for the 100 & 150 South Wacker Drive & Cumberland Mall Mortgage Loans (filed as Exhibit 34.11 to the Original Form 10-K and incorporated by reference herein)
34.12 Wells Fargo Bank, N.A., as Certificate Administrator and Trustee for the 100 & 150 South Wacker Drive  & Cumberland Mall Mortgage Loans (filed as Exhibit 34.12 to the Original Form 10-K and incorporated by reference herein)
34.13 Prudential Asset Resources, Inc., as Primary Servicer

(35) Servicer compliance statement.

35.1 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein)
35.2 Rialto Capital Advisors, LLC as Special Servicer for the 100 & 150 South Wacker Drive  & Cumberland Mall Mortgage Loans (filed as Exhibit 35.2 to the Original Form 10-K and incorporated by reference herein)
35.3 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
35.4 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 35.4 to the Original Form 10-K and incorporated by reference herein)
35.5 Wells Fargo Bank, N.A. as Master Servicer for the 100 & 150 South Wacker Drive & Cumberland Mall Mortgage Loans (filed as Exhibit 35.5 to the Original Form 10-K and incorporated by reference herein)
35.6 Wells Fargo Bank, N.A., as Certificate Administrator and Trustee for the 100 & 150 South Wacker Drive  & Cumberland Mall Mortgage Loans (filed as Exhibit 35.6 to the Original Form 10-K and incorporated by reference herein)
35.7 Prudential Asset Resources, Inc., as Primary Servicer

(99.1) This Mortgage Loan Purchase Agreement,  dated  May 23, 2013, between Wells Fargo Bank, National Association  and Wells Fargo Commercial Mortgage Securities, Inc. of the issuing entitys Current Report on Form 8-K/A filed with the  Commission on October 15, 2013.

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

(99.7) This Primary Servicing Agreement, dated as of June 1, 2013, between Wells Fargo Bank, National Association, as Master Servicer, and Prudential Asset Resources, Inc., as Primary Servicer, (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K/A, filed October 15, 2013 and incorporated by reference herein).

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

Date:   August 29, 2014

Exhibit Index

Exhibit No.

(4.1) Pooling and Servicing Agreement, dated as of June 1, 2013, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K/A filed with the Commission on October 15, 2013.

(4.2) Pooling and Servicing Agreement, dated as of July 1, 2013, among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, U.S. Bank National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, tax administrator and custodian, and Park Bridge Lender Services LLC, as senior trust advisor (filed as Exhibit 99.8 of the registrant’s Current Report on Form 8-K/A, filed on October 15, 2013 in connection with the WFCM 2013-LC12 Transaction and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo as Master Servicer and General Master Servicer (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein)
33.2 National Tax Search, LLC as Vendor for Wells Fargo as Master Servicer and General Master Servicer (filed as Exhibit 33.2 to the Original Form 10-K and incorporated by reference herein)
33.3 Park Bridge Lender Services LLC as Trust Advisor for the Cumberland Mall Mortgage Loan and the 100 and 150 South Wacker Drive Mortgage Loan (filed as Exhibit 33.3 to the Original Form 10-K and incorporated by reference herein)
33.4 Pentalpha Surveillance LLC as Trust Advisor (filed as Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein)
33.5 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 33.5 to the Original Form 10-K and incorporated by reference herein)
33.6 Rialto Capital Advisors, LLC as Special Servicer for the 100 & 150 South Wacker Drive  & Cumberland Mall Mortgage Loans (filed as Exhibit 33.6 to the Original Form 10-K and incorporated by reference herein)
33.7 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.7 to the Original Form 10-K and incorporated by reference herein)
33.8 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein)
33.9 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 33.9 to the Original Form 10-K and incorporated by reference herein)
33.10 Wells Fargo Bank, N.A. as Custodian for the 100 & 150 South Wacker Drive & Cumberland Mall Mortgage Loans (filed as Exhibit 33.10 to the Original Form 10-K and incorporated by reference herein)
33.11 Wells Fargo Bank, N.A. as Master Servicer for the 100 & 150 South Wacker Drive & Cumberland Mall Mortgage Loans (filed as Exhibit 33.11 to the Original Form 10-K and incorporated by reference herein)
33.12 Wells Fargo Bank, N.A., as Certificate Administrator and Trustee for the 100 & 150 South Wacker Drive  & Cumberland Mall Mortgage Loans (filed as Exhibit 33.12 to the Original Form 10-K and incorporated by reference herein)
33.13 Prudential Asset Resources, Inc., as Primary Servicer

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo as Master Servicer and General Master Servicer (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein)
34.2 National Tax Search, LLC as Vendor for Wells Fargo as Master Servicer and General Master Servicer (filed as Exhibit 34.2 to the Original Form 10-K and incorporated by reference herein)
34.3 Park Bridge Lender Services LLC as Trust Advisor for the Cumberland Mall Mortgage Loan and the 100 and 150 South Wacker Drive Mortgage Loan (filed as Exhibit 34.3 to the Original Form 10-K and incorporated by reference herein)
34.4 Pentalpha Surveillance LLC as Trust Advisor (filed as Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein)
34.5 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 34.5 to the Original Form 10-K and incorporated by reference herein)
34.6 Rialto Capital Advisors, LLC as Special Servicer for the 100 & 150 South Wacker Drive  & Cumberland Mall Mortgage Loans (filed as Exhibit 34.6 to the Original Form 10-K and incorporated by reference herein)
34.7 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.7 to the Original Form 10-K and incorporated by reference herein)
34.8 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein)
34.9 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 34.9 to the Original Form 10-K and incorporated by reference herein)
34.10 Wells Fargo Bank, N.A. as Custodian for the 100 & 150 South Wacker Drive & Cumberland Mall Mortgage Loans (filed as Exhibit 34.10 to the Original Form 10-K and incorporated by reference herein)
34.11 Wells Fargo Bank, N.A. as Master Servicer for the 100 & 150 South Wacker Drive & Cumberland Mall Mortgage Loans (filed as Exhibit 34.11 to the Original Form 10-K and incorporated by reference herein)
34.12 Wells Fargo Bank, N.A., as Certificate Administrator and Trustee for the 100 & 150 South Wacker Drive  & Cumberland Mall Mortgage Loans (filed as Exhibit 34.12 to the Original Form 10-K and incorporated by reference herein)
34.13 Prudential Asset Resources, Inc., as Primary Servicer

(35) Servicer compliance statement.

35.1 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein)
35.2 Rialto Capital Advisors, LLC as Special Servicer for the 100 & 150 South Wacker Drive  & Cumberland Mall Mortgage Loans (filed as Exhibit 35.2 to the Original Form 10-K and incorporated by reference herein)
35.3 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 35.3 to the Original Form 10-K and incorporated by reference herein)
35.4 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 35.4 to the Original Form 10-K and incorporated by reference herein)
35.5 Wells Fargo Bank, N.A. as Master Servicer for the 100 & 150 South Wacker Drive & Cumberland Mall Mortgage Loans (filed as Exhibit 35.5 to the Original Form 10-K and incorporated by reference herein)
35.6 Wells Fargo Bank, N.A., as Certificate Administrator and Trustee for the 100 & 150 South Wacker Drive  & Cumberland Mall Mortgage Loans (filed as Exhibit 35.6 to the Original Form 10-K and incorporated by reference herein)
35.7 Prudential Asset Resources, Inc., as Primary Servicer

(99.1) This Mortgage Loan Purchase Agreement,  dated  May 23, 2013, between Wells Fargo Bank, National Association  and Wells Fargo Commercial Mortgage Securities, Inc. of the issuing entitys Current Report on Form 8-K/A filed with the  Commission on October 15, 2013.

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

(99.7) This Primary Servicing Agreement, dated as of June 1, 2013, between Wells Fargo Bank, National Association, as Master Servicer, and Prudential Asset Resources, Inc., as Primary Servicer, (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K/A, filed October 15, 2013 and incorporated by reference herein).