Form 10-K/A
period 2016-12-31
WFRBS Commercial Mortgage Trust 2013-C14
filed 2017-09-05
CIK 1576047

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

(Amendment No. 1)
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	⌧ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
Not applicable.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No
Not applicable.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
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
Not applicable.

EXPLANATORY NOTES
The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on March 27, 2017 (the “Original Form 10-K”) is to revise the cross-references accompanying Exhibits 33.39 and 34.39 under Item 15 of the Original Form 10-K to reference Exhibits 33.31 and 34.41, respectively.
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

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.
33.1	Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)
33.2	Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)
33.3	U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes to the Original 10-K under Commission File No. 333-172366-7 and incorporated by reference herein)
33.4	Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)
33.5	Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)
33.6	Pentalpha Surveillance LLC, as Trust Advisor (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)
33.7
CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

33.8	National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)
33.9	Prudential Asset Resources, Inc., as Primary Servicer (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)
33.10
Wells Fargo Bank, National Association, as Primary Servicer of the White Marsh Mall Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

33.11
Rialto Capital Advisors, LLC, as Special Servicer of the White Marsh Mall Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

33.12
U.S. Bank National Association, as Trustee of the White Marsh Mall Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K under Commission File No. 333-172366-7 and incorporated by reference herein)

33.13
Wells Fargo Bank, National Association, as Certificate Administrator of the White Marsh Mall Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

33.14
Wells Fargo Bank, National Association, as Custodian of the White Marsh Mall Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

33.15
Pentalpha Surveillance LLC, as Trust Advisor of the White Marsh Mall Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

33.16
CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the White Marsh Mall Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

33.17
National Tax Search, LLC, as Servicing Function Participant of the White Marsh Mall Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

33.18
Wells Fargo Bank, National Association, as Primary Servicer of the 301 South College Street Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

33.19
Rialto Capital Advisors, LLC, as Special Servicer of the 301 South College Street Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

33.20
U.S. Bank National Association, as Trustee of the 301 South College Street Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K under Commission File No. 333-172366-7 and incorporated by reference herein)

33.21
Wells Fargo Bank, National Association, as Certificate Administrator of the 301 South College Street Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

33.22
Wells Fargo Bank, National Association, as Custodian of the 301 South College Street Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

33.23
Pentalpha Surveillance LLC, as Trust Advisor of the 301 South College Street Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

33.24
CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 301 South College Street Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

33.25
National Tax Search, LLC, as Servicing Function Participant of the 301 South College Street Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

33.26
Wells Fargo Bank, National Association, as Primary Servicer of the Cumberland Mall Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

33.27
Rialto Capital Advisors, LLC, as Special Servicer of the Cumberland Mall Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

33.28
U.S. Bank National Association, as Trustee of the Cumberland Mall Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K under Commission File No. 333-172366-7 and incorporated by reference herein)

33.29
Wells Fargo Bank, National Association, as Certificate Administrator of the Cumberland Mall Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

33.30
Wells Fargo Bank, National Association, as Custodian of the Cumberland Mall Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

33.31
Park Bridge Lender Services LLC, as Trust Advisor of the Cumberland Mall Mortgage Loan (filed as Exhibit 33.31 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

33.32
CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Cumberland Mall Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

33.33
National Tax Search, LLC, as Servicing Function Participant of the Cumberland Mall Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

33.34
Wells Fargo Bank, National Association, as Primary Servicer of the 100 & 150 South Wacker Drive Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

33.35
Rialto Capital Advisors, LLC, as Special Servicer of the 100 & 150 South Wacker Drive Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

33.36
U.S. Bank National Association, as Trustee of the 100 & 150 South Wacker Drive Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K under Commission File No. 333-172366-7 and incorporated by reference herein)

33.37
Wells Fargo Bank, National Association, as Certificate Administrator of the 100 & 150 South Wacker Drive Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

33.38
Wells Fargo Bank, National Association, as Custodian of the 100 & 150 South Wacker Drive Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

33.39
Park Bridge Lender Services LLC, as Trust Advisor of the 100 & 150 South Wacker Drive Mortgage Loan (filed as Exhibit 33.31 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

33.40
CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 100 & 150 South Wacker Drive Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

33.41
National Tax Search, LLC, as Servicing Function Participant of the 100 & 150 South Wacker Drive Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
34.1	Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)
34.2	Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)
34.3	U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes to the Original 10-K under Commission File No. 333-172366-7 and incorporated by reference herein)
34.4	Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)
34.5	Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

34.6	Pentalpha Surveillance LLC, as Trust Advisor (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)
34.7
CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

34.8	National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)
34.9	Prudential Asset Resources, Inc., as Primary Servicer (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)
34.10
Wells Fargo Bank, National Association, as Primary Servicer of the White Marsh Mall Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

34.11
Rialto Capital Advisors, LLC, as Special Servicer of the White Marsh Mall Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

34.12
U.S. Bank National Association, as Trustee of the White Marsh Mall Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K under Commission File No. 333-172366-7 and incorporated by reference herein)

34.13
Wells Fargo Bank, National Association, as Certificate Administrator of the White Marsh Mall Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

34.14
Wells Fargo Bank, National Association, as Custodian of the White Marsh Mall Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

34.15
Pentalpha Surveillance LLC, as Trust Advisor of the White Marsh Mall Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

34.16
CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the White Marsh Mall Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

34.17
National Tax Search, LLC, as Servicing Function Participant of the White Marsh Mall Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

34.18
Wells Fargo Bank, National Association, as Primary Servicer of the 301 South College Street Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

34.19
Rialto Capital Advisors, LLC, as Special Servicer of the 301 South College Street Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

34.20
U.S. Bank National Association, as Trustee of the 301 South College Street Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K under Commission File No. 333-172366-7 and incorporated by reference herein)

34.21
Wells Fargo Bank, National Association, as Certificate Administrator of the 301 South College Street Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

34.22
Wells Fargo Bank, National Association, as Custodian of the 301 South College Street Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

34.23
Pentalpha Surveillance LLC, as Trust Advisor of the 301 South College Street Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

34.24
CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 301 South College Street Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

34.25
National Tax Search, LLC, as Servicing Function Participant of the 301 South College Street Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

34.26
Wells Fargo Bank, National Association, as Primary Servicer of the Cumberland Mall Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

34.27
Rialto Capital Advisors, LLC, as Special Servicer of the Cumberland Mall Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

34.28
U.S. Bank National Association, as Trustee of the Cumberland Mall Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K under Commission File No. 333-172366-7 and incorporated by reference herein)

34.29
Wells Fargo Bank, National Association, as Certificate Administrator of the Cumberland Mall Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

34.30
Wells Fargo Bank, National Association, as Custodian of the Cumberland Mall Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

34.31
Park Bridge Lender Services LLC, as Trust Advisor of the Cumberland Mall Mortgage Loan (filed as Exhibit 34.31 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

34.32
CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Cumberland Mall Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

34.33
National Tax Search, LLC, as Servicing Function Participant of the Cumberland Mall Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

34.34
Wells Fargo Bank, National Association, as Primary Servicer of the 100 & 150 South Wacker Drive Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

34.35
Rialto Capital Advisors, LLC, as Special Servicer of the 100 & 150 South Wacker Drive Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

34.36
U.S. Bank National Association, as Trustee of the 100 & 150 South Wacker Drive Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K under Commission File No. 333-172366-7 and incorporated by reference herein)

34.37
Wells Fargo Bank, National Association, as Certificate Administrator of the 100 & 150 South Wacker Drive Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

34.38
Wells Fargo Bank, National Association, as Custodian of the 100 & 150 South Wacker Drive Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

34.39
Park Bridge Lender Services LLC, as Trust Advisor of the 100 & 150 South Wacker Drive Mortgage Loan (filed as Exhibit 34.31 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

34.40
CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 100 & 150 South Wacker Drive Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

34.41
National Tax Search, LLC, as Servicing Function Participant of the 100 & 150 South Wacker Drive Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

35	Servicer compliance statements.
35.1	Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)
35.2	Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)
35.3	Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)
35.4	Prudential Asset Resources, Inc., as Primary Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)
35.5
Wells Fargo Bank, National Association, as Primary Servicer of the White Marsh Mall Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

35.6
Rialto Capital Advisors, LLC, as Special Servicer of the White Marsh Mall Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

35.7
Wells Fargo Bank, National Association, as Certificate Administrator of the White Marsh Mall Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

35.8
Wells Fargo Bank, National Association, as Primary Servicer of the 301 South College Street Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

35.9
Rialto Capital Advisors, LLC, as Special Servicer of the 301 South College Street Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

35.10
Wells Fargo Bank, National Association, as Certificate Administrator of the 301 South College Street Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

35.11
Wells Fargo Bank, National Association, as Primary Servicer of the Cumberland Mall Mortgage Loan (filed as Exhibit 35.11 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

35.12
Rialto Capital Advisors, LLC, as Special Servicer of the Cumberland Mall Mortgage Loan (filed as Exhibit 35.12 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

35.13
Wells Fargo Bank, National Association, as Certificate Administrator of the Cumberland Mall Mortgage Loan (filed as Exhibit 35.13 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

35.14
Wells Fargo Bank, National Association, as Primary Servicer of the 100 & 150 South Wacker Drive Mortgage Loan (filed as Exhibit 35.11 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

35.15
Rialto Capital Advisors, LLC, as Special Servicer of the 100 & 150 South Wacker Drive Mortgage Loan (filed as Exhibit 35.12 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

35.16
Wells Fargo Bank, National Association, as Certificate Administrator of the 100 & 150 South Wacker Drive Mortgage Loan (filed as Exhibit 35.13 to the Original 10-K under Commission File No. 333-172366-07 and incorporated by reference herein)

99.1
Mortgage Loan Purchase Agreement, dated as of May 23, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2013 under Commission File No. 333-172366-07 and incorporated by reference herein)

99.2
Mortgage Loan Purchase Agreement, dated as of May 23, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and The Royal Bank of Scotland plc (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2013 under Commission File No. 333-172366-07 and incorporated by reference herein)

99.3
Mortgage Loan Purchase Agreement, dated as of May 23, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and RBS Financial Products Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2013 under Commission File No. 333-172366-07 and incorporated by reference herein)

99.4
Mortgage Loan Purchase Agreement, dated as of May 23, 2013, among Wells Fargo Commercial Mortgage Securities, Inc., Liberty Island Group I LLC and Liberty Island Group LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2013 under Commission File No. 333-172366-07 and incorporated by reference herein)

99.5
Mortgage Loan Purchase Agreement, dated as of May 23, 2013, among Wells Fargo Commercial Mortgage Securities, Inc., Basis Real Estate Capital II, LLC and Basis Investment Group LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2013 under Commission File No. 333-172366-07 and incorporated by reference herein)

99.6
Mortgage Loan Purchase Agreement, dated as of May 23, 2013, between Wells Fargo Commercial Mortgage Securities, Inc. and C-III Commercial Mortgage LLC (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2013 under Commission File No. 333-172366-07 and incorporated by reference herein)

99.7
Primary Servicing Agreement, dated as of June 1, 2013, between Wells Fargo Bank, National Association and Prudential Asset Resources, Inc. (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2013 under Commission File No. 333-172366-07 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.
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

Date: September 5, 2017